Form 10-K
MELLON RESIDENTIAL FUNDING CORP MORT PAS THR CE SE 02 TBC2
filed 2003-03-26
CIK 1205577






                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549


                                                      FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                     For the fiscal year ended December 31, 2002



                                        MELLON RESIDENTIAL FUNDING CORPORATION
                              Mortgage Pass-Through Certificates Series 2002-TBC2 Trust
                                (Exact name of Registrant as specified in its charter)

              New York                               333-98339-01                          52-2383396
                                                                                           52-2383397
    (Governing law of Pooling and              (Commission File Number)             (IRS Employer ID Number)
        Servicing Agreement)


                                         c/o Wells Fargo Bank Minnesota, N.A.
                                               9062 Old Annapolis Road
                                                  Columbia, MD 21045
                                                    (410) 884-2000

     (Address, including zip code, and telephone number, including area code, of registrant's principal offices)

                              Securities registered pursuant to Section 12(b) of the Act:
                                                         None

                              Securities registered pursuant to Section 12(g) of the Act:
                                                         None

Indicate  by a check mark  whether  the  Registrant  (1) has filed all  reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the  preceding  12 months (or for such  shorter  period that the
Registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90
days.  Yes X    No__



Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to Item 405 of  Regulation  S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  X

The  Registrant  estimates  that as of March 1, 2003,  the  aggregate  market  value of voting and  non-voting common equity of the Registrant held by non-affiliates of the Registrant was $0.

As of March 1, 2003, the Registrant had no outstanding shares of any class of common stock.

No documents have been incorporated by reference in this Form 10-K.



                                              TABLE OF CONTENTS


Part I                                                                                                                Page

     Item 1               Business.......................................................................................2
     Item 2               Properties.....................................................................................2
     Item 3               Legal Proceedings..............................................................................2
     Item 4               Submission of Matters to a Vote of Security Holders............................................2


Part II

     Item 5               Market for Registrant's Common Equity and Related Stockholder Matters..........................2
     Item 6               Selected Financial Data........................................................................2
     Item 7               Management's Discussion and Analysis of Financial Condition
                               and Results of Operations.................................................................2
     Item 7A              Quantitative and Qualitative Disclosures About
                               Market Risk...............................................................................2
     Item 8               Financial Statements and Supplementary Data....................................................3
     Item 9               Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure....................................................3

Part III

     Item 10              Directors and Executive Officers of the Registrant.............................................3
     Item 11              Executive Compensation.........................................................................3
     Item 12              Security Ownership of Certain Beneficial Owners and Management.................................3
     Item 13              Certain Relationships and Related Transactions.................................................3
     Item 14              Controls and Procedures........................................................................3

Part IV

     Item 15              Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............................3




                  The Mellon  Residential  Funding  Corporation  Mortgage  Pass-Through  Certificates,  Series
2002-TBC2 Trust (the "Trust") was formed pursuant to a Pooling and Servicing  Agreement,  dated as of November
1, 2002, among Mellon Residential Funding  Corporation,  as Depositor ("MRFC"),  Boston Safe Deposit and Trust
Company,  as Seller,  Master Servicer and Custodian  ("Boston  Safe") and Wells Fargo Bank Minnesota  National
Association,  as Trustee.  The Trust was formed for the purpose of acquiring  certain trust assets and issuing certificates  under the Pooling and  Servicing  Agreement.  The property of the Trust  includes a portfolio of mortgage  loans  originated by Boston Safe,  which were  transferred by Boston Safe to MRFC and by MRFC to the
Trust.

                  On November 14, 2002, the Trust issued  $346,603,100  aggregate principal amount of Mortgage
Pass-Through  Certificates,  Series 2002-TBC2 (consisting of $346,603,000  aggregate principal amount of Class
A Certificates,  $100 aggregate  principal amount of Class A-R Certificates,  $3,500,000  aggregate  principal amount  of  Class  B-1  Certificates,  $1,400,000  aggregate  principal  amount  of  Class  B-2  Certificates,
$2,100,000  aggregate  principal amount of Class B-3 Certificates,  and Class X Certificates not receiving any principal payments but accruing interest on a notional amount of $350,105,570)  under  Registration  Statement
No.  333-98339 and (in a  non-registered  transaction),  $1,400,000  aggregate  principal  amount of Class B-4
Certificates,  $1,050,000  aggregate  principal  amount of Class B-5  Certificates  and  $1,052,470  aggregate principal amount of Class B-6 Certificates.




                                                    PART I
Item 1.           Business
                  Omitted.
Item 2.           Properties
                  Omitted.
Item 3.           Legal Proceedings
                  None.
Item 4.           Submission Of Matters To A Vote Of Security Holders
                  None.

                                                   PART II

Item 5.           Market For Registrant's Common Equity And Related Stockholder  Matters

                  No established public trading market for the Certificates exists.

                  Records provided to the Trust by DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:

                  Class A                   9
                  Class AR                  1
                  Class B1                  1
                  Class B2                  1
                  Class B3                  1
                  Class B4                  1
                  Class B5                  1
                  Class B6                  1
                  Class X                   1

                  Total                    17

Item 6.           Selected Financial Data

                  Omitted.

Item 7.           Management's Discussion And Analysis Of Financial Condition And
                  Results Of Operations

                  Omitted.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

                  Not Applicable.

Item 8.           Financial Statements And Supplementary Data

                  Omitted.

Item 9.           Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

                  None.

                                                   PART III
Item 10.          Directors And Executive Officers Of The Registrant
                  Omitted.
Item 11.          Executive Compensation
                  Omitted.
Item 12.          Security Ownership Of Certain Beneficial Owners And Management

                  Holders of the Mortgage Pass-Through Certificates, Series 2002-TBC2 generally do not have a right to vote and are prohibited from taking part in the management of the Trust.

Item 13.          Certain Relationships And Related Transactions

                  None.

Item 14.          Controls and Procedures

                  Omitted.

                                                   PART IV

Item 15.          Exhibits, Financial Statements, Schedules, And Reports On Form 8-K

                  (a)    Listed below are the documents filed as a part of this report:

                  Exhibit Number

                         20.1       Aggregate Statement of Principal and Interest Distributions to
                                    Certificateholders

                         20.2       Annual Servicer's Certificate

                         20.3       Report of Independent Certified Public Accountants as to Dovenmuehle
                                    Mortgage Company (to be filed by amendment)

                         20.4       Report of  Management  of  Dovenmuehle  Mortgage  Company  (to be filed by amendment)


                  (b)    Reports on Form 8-K:

                  The Trust filed  Forms 8-K with the Commission bearing the dates below, filing statements for the monthly distributions to holders of the Certificates

                         December 19, 2002



                  (c)    Omitted.

                  (d)    Omitted.



                                                Certification



I, Stephen Cobain, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Mellon Bank Residential Funding
Corporation Mortgage Pass-Through Certificates, Series 2002-TBC2 Trust;


2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;


3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;


4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and


5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review as specified in the pooling and servicing, or similar, agreement, that is included in these reports.


Date: March 25, 2003



Name:  Stephen Cobain


Title:  President
        Mellon Residential Funding Corporation






                                                  SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         MELLON RESIDENTIAL FUNDING CORPORATION,

                                                         as Depositor of the Mellon Residential Funding
                                                         Corporation Mortgage Pass-Through Certificates,
                                                         Series 2002-TBC2 Trust

                                                         By:
                                                            Name:  Stephen Cobain
                                                            Title:    President


Date:  March 25,  2003










                                                     EXHIBIT INDEX

Exhibit
20.1     Aggregate Statement of Principal and Interest Distributions to Certificateholders
20.2     Annual Servicer's Certificate



                                                                                                           Exhibit 20.1
   Aggregate Statement of Principal and Interest Distributions for 2002 to Holders of Series 2002-TBC2 Certificates

           Class                     Interest                 Principal                  Losses               Ending Balance

             A                         529,309.01                604,144.97                    0.00               338,998,855.03
            A-R                              0.28                    100.00                    0.00                         0.00
            B-1                          6,720.97                      0.00                    0.00                 3,500,000.00
            B-2                          3,170.61                      0.00                    0.00                 1,400,000.00
            B-3                          4,755.92                      0.00                    0.00                 2,100,000.00
            B-4                          3,896.15                      0.00                    0.00                 1,400,000.00
            B-5                          2,922.12                      0.00                    0.00                 1,050,000.00
            B-6                          2,928.99                      0.00                    0.00                 1,052,469.56
             X                         420,629.38                      0.00                    0.00                         0.00




                                                                                                           Exhibit 20.2


                                         BOSTON SAFE DEPOSIT AND TRUST COMPANY

                                                 OFFICER'S CERTIFICATE


                           Annual Statement as to Compliance pursuant to Section 3.16 of the
                         Pooling and Servicing Agreement ("the Agreement") dated as of November
                                                1, 2002 [MRFC 2002-TBC2]


I, Mary Przybyla, being Senior Vice President of Dovenmuehle Mortgage, Inc., as Sub-Servicer of Boston Safe Deposit
and Trust Company, hereby certify as follows:

                  (i) a review of the activities of the Master Servicer during the preceding Fiscal Year and of the performance of the Master Servicer under this Agreement has been made under such officer's supervision;

                  (ii) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligations, specifying each such default known to such officer and the nature and status thereof and the action being taken by the Master Servicer to cure such default.


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 26th day of February, 2003




                                                                  By:  /s/ Mary Przybyla

                                                                         Name:  Mary Przybyla
                                                                         Title:    Senior Vice President
                                                                                  Dovenmuehle Mortgage, Inc.




