Form 10-K/A
MELLON RESIDENTIAL FUNDING CORP MORT PAS THR CE SE 02 TBC2
filed 2003-06-19
CIK 1205577






                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549


                                                      FORM 10-K/A

                                                     Amendment No. 1

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

                         20.4       Report of  Management  of  Dovenmuehle  Mortgage  Company


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


Date: June 6, 2003



Name:  Stephen Cobain


Title:  President/CEO
        Mellon Residential Funding Corporation






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

    By:
    Name:  Stephen Cobain
    Title:    President/CEO


Date:  June 6,  2003



  20.1

   Aggregate Statement of Principal and Interest Distributions for 2002 to Holders of Series 2002-TBC2 Certificates

           Class                     Interest                 Principal                  Losses               Ending Balance

             A                         529,309.01                604,144.97                    0.00               338,998,855.03
            A-R                              0.28                    100.00                    0.00                         0.00
            B-1                          6,720.97                      0.00                    0.00                 3,500,000.00
            B-2                          3,170.61                      0.00                    0.00                 1,400,000.00
            B-3                          4,755.92                      0.00                    0.00                 2,100,000.00
            B-4                          3,896.15                      0.00                    0.00                 1,400,000.00
            B-5                          2,922.12                      0.00                    0.00                 1,050,000.00
            B-6                          2,928.99                      0.00                    0.00                 1,052,469.56
             X                         420,629.38                      0.00                    0.00                         0.00


  20.2



BOSTON SAFE DEPOSIT AND TRUST COMPANY

OFFICER'S CERTIFICATE

Annual Statement as to Compliance pursuant to Section 3.16 of the Pooling and Servicing Agreement ("the Agreement") Dated as of November 1, 2002 [MRFC 2002-
TBC2]


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

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 26th day of February, 2003.

By: /s/ Mary Przybyla
Name: Mary Przybyla
Title: Senior Vice President
Dovenmuehle Mortgage, Inc.

  20.3


ERNST & YOUNG      (logo)

Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Dovenmuehle Mortgage, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Dovenmuehle Mortgage, Inc. (DMI) complied with the minimum servicing standards set forth in the Mortgage Bankers
Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2002. Management is responsible for DMI's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about DMI's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about DMI's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis fo our opinion. Our examination does not provide a legal determination on DMI's compliance with specified requirements.

In our opinion, management's assertion, that DMI complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National
Mortgage Association, Government National Mortgage Association, and DMI's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 28, 2003


  20.4

Since 1844    (logo)

Management's Assertion on Compliance with Minimum Servicing Standards
Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Dovenmuehle Mortgage, Inc. (DMI), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of DMI's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, DMI complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, DMI had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

/s/ William A. Mynatt, Jr.
William A. Mynatt, Jr.
President

/s/ Glen Braun
Glen Braun
Vice President, Accounting


February 28, 2003


Dovenmuehle Mortgage, Inc.
1501 Woodfield Road
Schaumburg, IL 60173-4982

(847) 619-5535



